Form 10-K
period 2020-03-31
Honda Auto Receivables 2017-2 Owner Trust
filed 2020-06-25
CIK 1706612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

American Honda Finance Corporation

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0000864270

Delaware	82-6279305
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o American Honda Receivables LLC 20800 Madrona Avenue Torrance, CA	90503
(Address of principal executive offices of the issuing entity)	(Zip Code)

(310) 972-2511

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

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

Item 1117 of Regulation AB.    Legal Proceedings.

No legal proceedings are pending, and no proceedings are known to be contemplated by governmental authorities, against any of the following companies: American Honda Finance Corporation (the “Sponsor”), American Honda Receivables LLC (the “Depositor”), Citibank, N.A. (the “Indenture Trustee”) or the Trust, or of which any property of the foregoing is the subject, that are or would be material to holders of the Notes or the Certificates.

The Bank of New York Mellon (the “Owner Trustee”) and BNY Mellon Trust of Delaware (the “Delaware Trustee”) has provided the information contained in the following paragraphs for purposes of compliance with Regulation AB.

In the ordinary course of business, The Bank of New York Mellon, The Bank of New York Mellon Trust Company, N.A., and BNY Mellon Trust of Delaware (collectively, “BNY Mellon”) are named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, BNY Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, BNY Mellon denies liability and intends to defend the litigations vigorously.

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

Honda Auto Receivables 2017-2 Owner Trust

	By:	American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda
Paul C. Honda
Date: June 25, 2020		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

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